Form 10-Q
period 2026-02-28
Illumination Acquisition Corp. I
filed 2026-04-14
CIK 2101135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended February 28, 2026

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from           to

Commission file number: 001-43169

ILLUMINATION ACQUISITION CORP I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 Lexington Avenue, 40th Floor
New York, NY 10022
(Address of principal executive offices)

(646) 348-9369

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	ILLUU	The Nasdaq Stock Market LLC
Class A Ordinary shares, par value $0.0001 per share	ILLU	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for Class A ordinary shares at an exercise price of $11.50 per share	ILLUW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of April 14, 2026, there were 31,291,667 ordinary shares, par value $0.0001 per share, issued and outstanding.

ILLUMINATION ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

ILLUMINATION ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	February 28, 2026	November 30, 2025
	(Unaudited)
Assets
Current assets
Cash equivalents	$3,741,247	$—
Total Assets	3,741,247	—
Deferred offering costs	249,594	32,300
Total Assets	$3,990,841	$32,300

Liabilities and Shareholder’s Equity (Deficit)
Current liabilities
Accrued expenses	$8,980	$7,247
Accrued offering costs	101,422	7,300
Advances from related party	3,776,471	—
Promissory note – related party	173,808	—
Total Liabilities	4,060,681	14,547

Commitments and Contingencies (Note 6)

Shareholder’s Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of February 28, 2026 and November 30, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of February 28, 2026 and November 30, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of February 28, 2026 and November 30, 2025(1)	767	767
Additional paid-in capital	24,233	24,233
Accumulated deficit	(94,840)	(7,247)
Total Shareholder’s Equity (Deficit)	(69,840)	17,753
Total Liabilities and Shareholder’s Equity (Deficit)	$3,990,841	$32,300
(1)	Includes 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(UNAUDITED)

Formation, general and administrative costs	$87,593
Loss from operations	(87,593)

Net loss	$(87,593)

Weighted average shares outstanding, Class B ordinary shares (1)	6,666,667

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)
(1)	Excludes 1,000,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — November 30, 2025	—	$—	7,666,667	$767	$24,233	$(7,247)	$17,753

Net loss	—	—	—	—	—	(87,593)	(87,593)

Balance – February 28, 2026 (unaudited)	—	$—	7,666,667	$767	$24,233	$(94,840)	$(69,840)
(1)	Includes 1,000,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(87,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation, general and administrative costs through advances from related party	12,445
Payment of formation, general and administrative costs through promissory note - related party	31,754
Changes in operating assets and liabilities:
Accrued expenses	1,733
Net cash used in operating activities	(41,661)

Cash Flows from Financing Activities:
Advances from related party	3,776,471
Proceeds from promissory note - related party	117,000
Payment of offering costs	(110,563)
Net cash provided by financing activities	3,782,908

Net Change in Cash and Cash Equivalents	3,741,247
Cash and cash equivalents – Beginning of period	—
Cash and cash equivalents – End of period	$3,741,247

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$94,122
Deferred offering costs paid through advances from related party	$109
Deferred offering costs paid through promissory note - related party	$12,500
Conversion of advances from related party to promissory note - related party	$12,554

The accompanying notes are an integral part of the unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Illumination Acquisition Corp I (the “Company”) is a blank check company incorporated in the Cayman Islands on November 18, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

As of February 28, 2026, the Company had not commenced any operations. All activity for the period from November 18, 2025 (inception) through February 28, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

The Company’s sponsor is Illumination Acquisition 1 Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 26, 2026. On March 2, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) which included the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 625,000 private placement units (each, a “Private Placement Unit”), in a private placement to the Sponsor and to BTIG, LLC, the representative of the underwriters in the Initial Public Offering, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,250,000. Of those 625,000 Private Placement Units, the Sponsor purchased 395,000 Private Placement Units and BTIG, LLC purchased 230,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one-third of one warrant (“Private Placement Warrant”). Each whole Public Warrant and Private Placement Warrant (together the “Warrants”) entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Transaction costs for the Initial Public Offering amounted to $13,260,344, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $610,344 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on March 2, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in a trust account (the “Trust Account”) and will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, the initial Business Combination upon completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not released to pay taxes (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The Class A ordinary shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

The Company will have only the duration of the Completion Window to complete the initial Business Combination, unless the Company’s shareholders otherwise approve an amendment to the Company’s amended and restated memorandum and articles of association to extend the Completion Window. If the Company is unable to complete its initial Business Combination within the Completion Window or any extension of the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not released to pay taxes (which interest shall be net of taxes (excluding any Excise Tax, or similar tax, imposed on the Company) and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors (“Insiders”) entered into a letter agreement with the Company, pursuant to which they agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination. Additionally, the Insiders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from assets outside the Trust Account. If the Company does not complete the initial Business Combination within the Completion Window, the Private Placement Units (and the securities comprising such units) will be worthless. Furthermore, the Insiders have agreed not to transfer, assign or sell any of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up. The Private Placement Units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of the initial Business Combination. Because each of the officers and directors will own ordinary shares or units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (excluding any Excise Tax, or similar tax, imposed on the Company), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (“Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 27, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2026. The interim results for the three months ended February 28, 2026, are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to February 28, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5). As of February 28, 2026, the Company had $3,741,247 in cash equivalents and had working capital deficit of $319,434.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

In order to finance transaction costs in connection with an intended initial Business Combination, the Insiders or any of their affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of February 28, 2026 and November 30, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. The Company has since completed its Initial Public Offering on March 2, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and had $3,741,247 in cash equivalents as of February 28, 2026. The Company had no cash and no cash equivalents as of November 30, 2025. The cash equivalents were held in money market funds which are invested primarily in U.S. Treasury Securities. The money market funds are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of money market funds are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. On March 2, 2026, upon the closing of the Initial Public Offering, offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholder’s equity (deficit) as Public Warrants (defined below) and Private Placement Warrants, after management’s evaluation were accounted for under equity treatment.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of February 28, 2026 and November 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their relative fair values. There were no Public Warrants or Private Placement Warrants outstanding as of February 28, 2026 and November 30, 2025.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). At February 28, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on November 18, 2025, the date of its incorporation, as noted in Note 8.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on March 2, 2026, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 at a purchase price of $10.00 per Public Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share, and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant becomes exercisable at the later of 12 months from the closing the Initial Public Offering and 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on March 2, 2026, the Sponsor and BTIG, LLC purchased an aggregate of 625,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,250,000. Of those 625,000 Private Placement Units, the Sponsor purchased 395,000 Private Placement Units and BTIG, LLC purchased 230,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one-third of one warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that the Private Placement Units (including the securities comprising such Units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants included in the Private Placement Units held by BTIG and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Insiders entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and, subject to applicable securities laws, any Public Shares purchased after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On November 21, 2025, the Sponsor made capital contributions of $25,000 in the aggregate, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”). Up to 1,000,000 of the Founder Shares are subject to surrender for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On March 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The Insiders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Administrative Services Agreement

Commencing on February 26, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. For the three months ended February 28, 2026, the Company incurred minimal fees for these services.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for apportion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured, and is due at the earlier of (i) June 30, 2026, (ii) the date on which the Company consummates the Initial Public Offering of its securities, or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of February 28, 2026 and November 30, 2025, the Company had $173,808 and $0 outstanding borrowings under the Promissory Note, respectively. On March 4, 2026, subsequent to the Initial Public Offering, the Company fully repaid the outstanding borrowings under the Promissory Note. Borrowing against the note is no longer available.

Advances from Related Party

As of February 28, 2026, in anticipation of the Company’s sale of Private Placement Units in a private placement to occur simultaneously with the closing of the Initial Public Offering, the Sponsor transferred to the Company an aggregate of $3,776,471 and recorded in the Company’s condensed balance sheets under advances from related party. On March 2, 2026, there was no outstanding balance under advances from related party as the sale of the Private Placement Units has been completed.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Insiders or their affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of February 28, 2026 and November 30, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the US-Iran-Israel conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the US-Iran-Israel conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (and the securities comprising such Units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) units (and the securities comprising such units) that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering.

The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, BTIG, LLC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, BTIG, LLC may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On March 2, 2026, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $4,600,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $8,050,000 in the aggregate, payable to BTIG, LLC which was deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions will be payable as follows: (i) $0.15 per Unit sold in the Initial Public Offering will be paid to BTIG, LLC in cash upon the closing of the initial Business Combination, (ii) up to $0.10 per unit sold in the Initial Public Offering will be payable to BTIG, LLC in cash, based on the percentage of Public Shares outstanding immediately prior to the consummation of the initial Business Combination net of Public Shares submitted for redemption and net of any Public Shares held by public shareholders that have entered into forward purchase agreements or other arrangements whereby the Company has a contractual obligation to repurchase such shares after the closing of the initial Business Combination and (iii) up to $0.10 per unit sold in the Initial Public Offering shall be paid to BTIG in cash (the “Allocable Amount”), provided that the Company has the right, in the sole and absolute discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial Business Combination.

Note 7 — Shareholder’s Equity (Deficit)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of February 28, 2026 and November 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of February 28, 2026 and November 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of February 28, 2026 and November 30, 2025, the Company had issued 7,666,667 Class B ordinary shares to the Initial Shareholders for $25,000, or approximately $0.003 per share. The Founder Shares include an aggregate of up to 1,000,000 Founder Shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On March 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 1,000,000 Founder Shares are no longer subject to forfeiture.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares comprising part of the Private Placement Units and the Class A ordinary shares underlying the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants — As of February 28, 2026 and November 30, 2025, there were no Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a Warrant unless the Class A ordinary share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

Redemption of Warrants: The Company may redeem the outstanding Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the Warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes, (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	February 28, 2026	November 30, 2025
Cash equivalents	$3,741,247	$—
Deferred offering costs	$249,594	$32,300

For the Three Months Ended February 28, 2026
Formation, general and administrative costs	$87,593

The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets as reported in the Company’s condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

(Unaudited)

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through April [ ], 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On March 2, 2026, the Company consummated the Initial Public Offering of 23,000,000 Units which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Upon the closing of the Initial Public Offering on March 2, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in a Trust Account.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 625,000 Private Placement Units in a private placement to the Sponsor and to BTIG, LLC, at $10.00 per Unit, generating gross proceeds of $6,250,000. Of those 625,000 Private Placement Units, the Sponsor purchased 395,000 Private Placement Units and BTIG, LLC purchased 230,000 Private Placement Units.

On March 2, 2026, the underwriters were paid a cash underwriting discount of $4,600,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $8,050,000 in the aggregate, payable to BTIG, LLC which was deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination.

On March 4, 2026, the Company fully repaid the $173,808 outstanding borrowings under the Promissory Note. Borrowing against the note is no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Illumination Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 18, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 18, 2025 (inception) through February 28, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2026, we had a net loss of $87,593, which consisted of formation, general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor which were fully repaid subsequent to the closing of the Initial Public Offering. As of February 28, 2026, we had no cash, had $3,741,247 in cash equivalents and working capital deficit of $319,434.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on March 2, 2026, we consummated the Initial Public Offering of 23,000,000 Units which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 625,000 Private Placement Units in a private placement to the Sponsor and the representative of the underwriters in the Initial Public Offering, at $10.00 per Private Placement Units, generating gross proceeds of $6,250,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $230,000,000 was placed in the Trust Account. We incurred total transaction costs amounting to $13,260,344, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $610,344 of other offering costs.

For the three months ended February 28, 2026, net cash used in operating activities was $41,661. Net loss of $87,593 was affected by payment of operating expenses through advances from related party of $12,445, payment of operating expenses through promissory note – related party of $31,754 and changes in accrued expenses of $1,733.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 28, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 26, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On March 2, 2026, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $4,600,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $8,050,000 in the aggregate, payable to BTIG, LLC which was deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of February 28, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of February 28, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 28, 2026, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2026, we consummated our Initial Public Offering of 23,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one Class A ordinary share and one-third of one redeemable warrant, with each whole warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. BTIG, LLC acted as sole book-running manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-292445) which was declared effective by the Securities and Exchange Commission on February 26, 2026.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 625,000 Private Units to our sponsor and the underwriters in the Initial Public Offering at a price of $10.00 per Private Unit, generating total proceeds of $6,250,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Following the closing of the IPO on March 2, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”).

Transaction costs amounted to $13,260,344, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $610,344 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended February 28, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLUMINATION ACQUISITION CORP I

Date: April 14, 2026	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2026	By:	/s/ Steven Kaplan
	Name:	Steven Kaplan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)