Form 10-Q
period 2026-05-31
Illumination Acquisition Corp. I
filed 2026-07-15
CIK 2101135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended May 31, 2026

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 15, 2026, there were 23,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ILLUMINATION ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

ILLUMINATION ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	May 31, 2026	November 30, 2025
	(Unaudited)
Assets
Current assets
Cash equivalents	$824,832	$—
Referral fee	23,000	—
Prepaid expenses	61,040	—
Prepaid insurance	62,500	—
Total current assets	971,372	—
Deferred offering costs	—	32,300
Prepaid insurance – long-term	46,875	—
Marketable Securities held in Trust Account	232,037,464	—
Total Assets	$233,055,711	$32,300

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$85,751	$7,247
Accrued offering costs	75,000	7,300
Total current liabilities	160,751	14,547
Deferred underwriting fee	8,050,000	—
Total Liabilities	8,210,751	14,547

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.09 per share as of May 31, 2026 and none as of November 30, 2025	232,037,464	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of May 31, 2026 and November 30, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 625,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of May 31, 2026 and none as of November 30, 2025	63	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of May 31, 2026 and November 30, 2025(1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(7,193,334)	(7,247)
Total Shareholders’ Deficit	(7,192,504)	17,753
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$233,055,711	$32,300

(1)	As of November 30, 2025, includes 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 27, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended May 31,	For the Six Months Ended May 31,
	2026	2026
Formation, general and administrative costs	$181,320	$268,913
Loss from operations	(181,320)	(268,913)

Other income:
Interest earned on marketable securities held in Trust Account	2,037,464	2,037,464
Referral Fee Income	69,000	69,000
Total other income, net	2,106,464	2,106,464
Net income	$1,925,144	$1,837,551

Weighted average shares outstanding, Class A ordinary shares	11,747,238	11,747,238
Basic net income per ordinary share, Class A ordinary shares	$0.10	$0.10

Weighted average shares outstanding, Class A ordinary shares	11,747,238	11,747,238
Diluted net income per ordinary share, Class A ordinary shares	$0.10	$0.09

Weighted average shares outstanding, Class B ordinary shares	7,655,678	7,163,905
Basic net income per ordinary share, Class B ordinary shares	$0.10	$0.10

Weighted average shares outstanding, Class B ordinary shares	7,666,667	7,666,667
Diluted net income per share, Class B ordinary shares	$0.10	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Deficit
Balance — November 30, 2025	—	$—	7,666,667	(1)	$767	$24,233	$(7,247)	$17,753

Net loss	—	—	—		—	—	(87,593)	(87,593)

Balance – February 28, 2026 (unaudited)	—	—	7,666,667	(1)	767	24,233	(94,840)	(69,840)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—		—	(9,075,849)	(9,023,638)	(18,099,487)

Sale of 625,000 Private Placement Units	625,000	63	—		—	6,249,937	—	6,250,000

Fair value of Public Warrants at issuance	—	—	—		—	2,990,000	—	2,990,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—		—	(188,321)	—	(188,321)

Net income	—	—	—		—	—	1,925,144	1,925,144

Balance – May 31, 2026 (unaudited)	625,000	$63	7,666,667		$767	$—	$(7,193,334)	$(7,192,504)

(1)	As of November 30, 2025, includes 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 27, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,837,551
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation, general and administrative costs through advances from related party	12,445
Payment of formation, general and administrative costs through promissory note - related party	31,754
Interest earned on marketable securities held in Trust Account	(2,037,464)
Changes in operating assets and liabilities:
Referral Fee	(23,000)
Prepaid expenses	(61,040)
Prepaid insurance	(109,375)
Accrued expenses	78,504
Net cash used in operating activities	(270,625)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,250,000
Proceeds from promissory note - related party	117,000
Repayment of promissory note - related party	(173,808)
Payment of offering costs	(497,735)
Net cash provided by financing activities	231,095,457

Net Change in Cash Equivalents	824,832
Cash equivalents – Beginning of period	—
Cash equivalents – End of period	$824,832

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$67,700
Deferred offering costs paid through advances from related party	$109
Deferred offering costs paid through promissory note - related party	$12,500
Deferred underwriting fee payable	$8,050,000
Conversion of advances from related party to promissory note - related party	$12,554

The accompanying notes are an integral part of the unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

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

As of May 31, 2026, the Company had not commenced any operations. All activity for the period from November 18, 2025 (inception) through May 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

The Company’s sponsor is Illumination Acquisition 1 Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 26, 2026. On March 2, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 625,000 private placement units (each, a “Private Placement Unit”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and to BTIG, LLC, the representative of the underwriters in the Initial Public Offering, at $10.00 per Unit, generating gross proceeds of $6,250,000. Of those 625,000 Private Placement Units, the Sponsor purchased 395,000 Private Placement Units and BTIG, LLC purchased 230,000 Private Placement Units. Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one-third of one warrant (“Private Placement Warrant”). Each whole Public Warrant and Private Placement Warrant (together the “Warrants”) entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs from the Initial Public Offering amounted to $13,260,344, consisting of a $4,600,000 of cash underwriting fees, a $8,050,000 deferred underwriting fees and $610,344 of other offering costs.

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

Upon the closing of the Initial Public Offering on March 2, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units was held in a trust account (the “Trust Account”) and has initially been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2026

(Unaudited)

The Company will have only the duration of the Completion Window to complete the initial Business Combination, unless the Company’s shareholders otherwise approve an amendment to the Company’s amended and restated memorandum and articles of association to extend the Completion Window. If the Company is unable to complete its initial Business Combination within the Completion Window or any extension of the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not released to pay taxes (which interest shall be net of taxes (excluding any Excise Tax, or similar tax, imposed on us) and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

In connection with the Initial Public Offering, the Sponsor, officers and directors (“Insiders”) entered into a letter agreement with the Company, pursuant to which they agree to waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination. Additionally, the Insiders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account, if any. If the Company does not complete the initial Business Combination within the prescribed time frame, the Private Placement Units (and the securities comprising such units) will likely be worthless. Furthermore, the Insiders agreed not to transfer, assign or sell any of the Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up. The Private Placement Units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of the initial Business Combination. Because each of the officers and directors own ordinary shares or units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate the initial Business Combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 27, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2026. The interim results for the three and six months ended May 31, 2026 are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future periods.

Liquidity and Going Concern Considerations

The Company’s liquidity needs up to May 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (Note 5) and the net proceeds of the Initial Public Offering not held in the Trust Account. As of May 31, 2026, the Company had $824,832 in cash equivalents and had working capital of $810,621.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

In order to finance transaction costs in connection with an intended initial Business Combination, the Insiders or any of their affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts unless the holder opted to convert such amounts into units as described below. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of May 31, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the completion window to complete the initial Business Combination. Management plans to consummate an initial Business Combination prior to the end of the combination period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the combination period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $824,832 and $0 in cash equivalents as of May 31, 2026 and November 30, 2025, respectively.

Marketable Securities Held in Trust Account

As of May 31, 2026 and November 30, 2025, the assets held in the Trust Account, amounting to $232,037,464 and $0, respectively, were held in money market funds which are invested primarily in U.S. Treasury Securities. The money market funds held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of money market funds held in the Trust Account are determined using available market information.

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

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of May 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of May 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,990,000)
Public Shares issuance costs	(13,072,023)
Plus:
Remeasurement of carrying value to redemption value	18,099,487
Class A ordinary shares subject to possible redemption, May 31, 2026	$232,037,464

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of May 31, 2026 and November 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their relative fair values. There are 7,666,667 Public Warrants and 208,333 Private Placement Warrants outstanding as of May 31, 2026 and none as of November 30, 2025.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	May 31, 2026		May 31, 2026
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,165,553	$759,591	$1,141,451	$696,100
Denominator:
Basic weighted average shares outstanding	11,747,238	7,655,678	11,747,238	7,163,905
Basic net income (loss) per ordinary share	$0.10	$0.10	$0.10	$0.10

	For the Three Months Ended		For the Six Months Ended
	May 31, 2026		May 31, 2026
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,164,893	$760,251	$1,111,891	$725,660
Denominator:
Diluted weighted average shares outstanding	11,747,238	7,666,667	11,747,238	7,666,667
Diluted net income (loss) per ordinary share	$0.10	$0.10	$0.09	$0.09

Referral Fee Income

Referral fee income is recognized when earned in accordance with the terms of the underlying agreement and is presented as part of the Other Income in the statements of operations. Such income is derived from the referral arrangements.

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

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on March 2, 2026, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share, and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant becomes exercisable at the later of 12 months from the closing the Initial Public Offering and 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

The Insiders entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On November 21, 2025, the Sponsor made capital contributions of $25,000 in the aggregate, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”). Up to 1,000,000 of the Founder Shares were subject to forfeiture for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On February 27, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, the 1,000,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

Commencing on February 26, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. For the three and six months ended May 31, 2026, the Company incurred fees of $60,000 for these services.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for apportion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured, and was due at the earlier of (i) June 30, 2026, (ii) the date on which the Company consummates the Initial Public Offering of its securities, or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of May 31, 2026 and November 30, 2025, the Company had no outstanding borrowings under the Promissory Note. On March 4, 2026, subsequent to the Initial Public Offering, the Company fully repaid the outstanding borrowings under the Promissory Note. Borrowing against the note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Insiders or their affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If the Company completes an initial Business Combination, the Company would repay such loaned amounts unless the lender seeks to convert such amounts as described below. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of May 31, 2026 and November 30, 2025, no such Working Capital Loans were outstanding.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). FASB ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

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

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (and the securities comprising such Units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) units (and the securities comprising such nits) that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register the resale of such securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement signed on February 26, 2026.

The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, BTIG, LLC may only make a demand on one occasion and only during the five-year period beginning on February 26, 2026. In addition, BTIG, LLC may participate in a “piggy-back” registration only during the seven-year period beginning on February 26, 2026. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On February 27, 2026, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $4,600,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $8,050,000 in the aggregate, payable to BTIG, LLC which was deposited in the Trust Account and will be released to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions will be payable as follows: (i) $0.15 per Unit sold in the Initial Public Offering will be paid to BTIG, LLC in cash upon the closing of the initial Business Combination, (ii) up to $0.10 per unit sold in the Initial Public Offering will be payable to BTIG, LLC in cash, based on the percentage of Public Shares outstanding immediately prior to the consummation of the initial Business Combination net of Public Shares submitted for redemption and net of any Public Shares held by public shareholders that have entered into forward purchase agreements or other arrangements whereby the Company has a contractual obligation to repurchase such shares after the closing of the initial Business Combination and (iii) up to $0.10 per unit sold in the Initial Public Offering shall be paid to BTIG in cash (the “Allocable Amount”), provided that the Company has the right, in the sole and absolute discretion, to reallocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating the initial Business Combination.

Note 7 — Shareholder’s Equity (Deficit)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of May 31, 2026 and November 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of May 31, 2026 and November 30, 2025, there were 625,000 Class A ordinary shares issued or outstanding (excluding 23,000,000 shares subject to possible redemption as of May 31, 2026).

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of May 31, 2026 and November 30, 2025, the Company had issued 7,666,667 Class B ordinary shares to the Initial Shareholders for $25,000, or approximately $0.003 per share. The Founder Shares include an aggregate of up to 1,000,000 Founder Shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On February 27, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 1,000,000 Founder Shares are no longer subject to forfeiture.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares comprising part of the Private Placement Units and the Class A ordinary shares underlying the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial business combination (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

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

Warrants — As of May 31, 2026, there were 7,875,000 Warrants outstanding including 7,666,667 Public Warrants and 208,333 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

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

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

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

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	May 31, 2026	November 30, 2025
Cash equivalents	$824,832	$—
Marketable Securities held in Trust Account	$232,037,464	$—
Deferred offering costs	$—	$32,300

	For the Three Months Ended May 31, 2026	For the Six Months Ended May 31, 2026
Formation, general and administrative costs	$181,320	$268,913
Referral fee income	$69,000	$69,000
Interest earned on marketable securities held in Trust Account	$2,037,464	$2,037,464

The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the statements of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At May 31, 2026, assets held in the Trust Account were $232,037,464 in money market funds which are invested primarily in U.S. Treasury Securities. The following table presents information about the Company’s assets that are measured at fair value at May 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	May 31, 2026
Marketable Securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$232,037,464

The fair value of the Public Warrants was $2,990,000 or $0.39 per Public Warrant. The initial measurement of fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

March 2, 2026
Expected term to de-SPAC (years)	2.0
Probability of de-SPAC and market adjustment	35.0%
Risk-free rate (continuous)	3.78%
Implied Class A share price	$9.87
Exercise price	$11.50
Simulation term (years)	7.0
Selected volatility	4.0%

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

(Unaudited)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Illumination Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Illumination Acquisition 1 Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 18, 2025 (inception) through May 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and seeking to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended May 31, 2026, we had a net income $1,925,144, which consisted of interest earned on marketable securities held in Trust Account of $2,037,464, referral fee income of $69,000, offset by formation, general and administrative costs of $181,320.

For the six months ended May 31, 2026, we had a net income $1,837,551, which consisted of interest earned on marketable securities held in Trust Account of $2,037,464, referral fee income of $69,000, offset by formation, general and administrative costs of $268,913.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor which were fully repaid subsequent to the closing of the Initial Public Offering. As of May 31, 2026, we had $824,832 in cash and cash equivalents and working capital surplus of $810,621.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $230,000,000 was placed in the Trust Account. We incurred total transaction costs of the Initial Public Offering amounting to $13,260,344, consisting of a $4,600,000 of cash underwriting fee, a $8,050,000 deferred underwriting fee and $610,344 of other offering costs.

For the six months ended May 31, 2026, net cash used in operating activities was $270,625. Net income of $1,837,551 was affected by interest earned on marketable securities held in Trust Account of $2,037,464, payment of operating expenses through advances from related party of $12,445, payment of operating expenses through promissory note – related party of $31,754 and changes in operating assets and liabilities of $114,911.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of May 31, 2026, we had cash of $824,832. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts unless the lender opted to convert such amounts into units as described below. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 26, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. For the three and six months ended May 31, 2026, the Company incurred fees of $60,000 for these services.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On February 27, 2026, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of $4,600,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $8,050,000 in the aggregate, payable to BTIG, LLC which was deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of May 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of May 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of May 31, 2026, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2026, we consummated our Initial Public Offering of 23,000,000 units, including 3,000,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one Class A ordinary share and one-third of one redeemable warrant, with each whole warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. BTIG, LLC acted as sole book-running manager of the offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-292445) which was declared effective by the Securities and Exchange Commission on February 26, 2026.

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

Following the closing of the Initial Public Offering on March 2, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”).

Transaction costs from the Initial Public Offering amounted to $13,260,344, consisting of a $4,600,000 cash underwriting fee, a $8,050,000 deferred underwriting fee and $610,344 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

During the quarter ended May 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

ILLUMINATION ACQUISITION CORP I

Date: July 15, 2026	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2026	By:	/s/ Steven Kaplan
	Name:	Steven Kaplan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)