Form 10-Q
period 2026-08-31
Illumination Acquisition Corp. I
filed 2026-10-14
CIK 2101135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter ended August 31, 2026

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

As of October 13, 2026, there were 23,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ILLUMINATION ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

ILLUMINATION ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	August 31, 2026	November 30, 2025
	(Unaudited)
Assets
Current assets
Cash equivalents	$819,260	$—
Referral fee	23,000	—
Prepaid expenses	39,721	—
Prepaid insurance	62,500	—
Total current assets	944,481	—
Deferred offering costs	—	32,300
Prepaid insurance – long-term	31,250	—
Marketable Securities held in Trust Account	234,129,285	—
Total Assets	$235,105,016	$32,300

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$129,100	$7,247
Accrued offering costs	75,000	7,300
Total current liabilities	204,100	14,547
Deferred underwriting fee	8,050,000	—
Total Liabilities	8,254,100	14,547

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.18 per share as of August 31, 2026 and none as of November 30, 2025	234,129,285	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of August 31, 2026 and November 30, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 625,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of August 31, 2026 and none as of November 30, 2025	63	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of August 31, 2026 and November 30, 2025(1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(7,279,199)	(7,247)
Total Shareholders’ Deficit	(7,278,369)	17,753
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$235,105,016	$32,300

(1)	As of November 30, 2025, includes 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 27, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,	For the Nine Months Ended August 31,
	2026	2026
Formation, general and administrative costs	$160,010	$434,055
Loss from operations	(160,010)	(434,055)

Other income:
Interest earned on marketable securities held in Trust Account	2,091,821	4,129,285
Referral fee income	69,000	138,000
Interest income on bank	5,145	10,277
Total other income, net	2,165,966	4,277,562
Net income	$2,005,956	$3,843,507

Weighted average shares outstanding, Class A ordinary shares	23,625,000	15,750,000
Basic net income per ordinary share, Class A ordinary shares	$0.06	$0.17

Weighted average shares outstanding, Class A ordinary shares	23,625,000	15,750,000
Diluted net income per ordinary share, Class A ordinary shares	$0.06	$0.16

Weighted average shares outstanding, Class B ordinary shares	7,666,667	7,333,334
Basic net income per ordinary share, Class B ordinary shares(1)	$0.06	$0.17

Weighted average shares outstanding, Class B ordinary shares	7,666,667	7,666,667
Diluted net income per share, Class B ordinary shares(1)	$0.06	$0.16

(1)	As of November 30, 2025, includes 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 27, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Deficit
Balance — November 30, 2025	—	$—	7,666,667	(1)	$767	$24,233	$(7,247)	$17,753

Net loss	—	—	—		—	—	(87,593)	(87,593)

Balance – February 28, 2026 (unaudited)	—	—	7,666,667	(1)	767	24,233	(94,840)	(69,840)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—		—	(9,075,849)	(9,023,638)	(18,099,487)

Sale of 625,000 Private Placement Units	625,000	63	—		—	6,249,937	—	6,250,000

Fair value of Public Warrants at issuance	—	—	—		—	2,990,000	—	2,990,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—		—	(188,321)	—	(188,321)

Net income	—	—	—		—	—	1,925,144	1,925,144

Balance – May 31, 2026 (unaudited)	625,000	63	7,666,667		767	—	(7,193,334)	(7,192,504)

Accretion of Class A Ordinary Shares subject to redemption amount	—	—	—		—	—	(2,091,821)	(2,091,821)

Net income	—	—	—		—	—	2,005,956	2,005,956

Balance – August 31, 2026 (unaudited)	625,000	$63	7,666,667		$767	$—	$(7,279,199)	$(7,278,369)

(1)	As of November 30, 2025, includes 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 27, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,843,507
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation, general and administrative costs through advances from related party	12,445
Payment of formation, general and administrative costs through promissory note - related party	31,754
Interest earned on marketable securities held in Trust Account	(4,129,285)
Changes in operating assets and liabilities:
Referral fee	(23,000)
Prepaid expenses	(39,721)
Prepaid insurance	(93,750)
Accrued expenses	121,853
Net cash used in operating activities	(276,197)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,250,000
Proceeds from promissory note - related party	117,000
Repayment of promissory note - related party	(173,808)
Payment of offering costs	(497,735)
Net cash provided by financing activities	231,095,457

Net Change in Cash Equivalents	819,260
Cash equivalents – Beginning of period	—
Cash equivalents – End of period	$819,260

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$67,700
Deferred offering costs paid through advances from related party	$109
Deferred offering costs paid through promissory note - related party	$12,500
Deferred underwriting fee payable	$8,050,000
Conversion of advances from related party to promissory note - related party	$12,554

The accompanying notes are an integral part of the unaudited condensed financial statements.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

All activity for the period from November 18, 2025 (inception) through August 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and referral fee income earned in connection with the management of the Trust Account. The Company has selected November 30 as its fiscal year end.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 27, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 6, 2026. The interim results for the three and nine months ended August 31, 2026 are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future periods.

Liquidity and Going Concern Considerations

The Company’s liquidity needs up to August 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (Note 5) and the net proceeds of the Initial Public Offering not held in the Trust Account. As of August 31, 2026, the Company had $819,260 in cash equivalents and had working capital of $740,381.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

In order to finance transaction costs in connection with an intended initial Business Combination, the Insiders or any of their affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts unless the holder opted to convert such amounts into units as described below. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of August 31, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the combination period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the combination period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $819,260 and $0 in cash equivalents as of August 31, 2026 and November 30, 2025, respectively.

Marketable Securities Held in Trust Account

As of August 31, 2026 and November 30, 2025, the assets held in the Trust Account, amounting to $234,129,285 and $0, respectively, were held in money market funds which are invested primarily in U.S. Treasury Securities. The money market funds held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of money market funds held in the Trust Account are determined using available market information.

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

AUGUST 31, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of August 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of August 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,990,000)
Public Shares issuance costs	(13,072,023)
Plus:
Remeasurement of carrying value to redemption value	18,099,487
Class A ordinary shares subject to possible redemption, May 31, 2026	232,037,464
Plus:
Remeasurement of carrying value to redemption value	2,091,821
Class A ordinary shares subject to possible redemption, August 31, 2026	$234,129,285

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of August 31, 2026 and November 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their relative fair values. There are 7,666,667 Public Warrants and 208,333 Private Placement Warrants outstanding as of August 31, 2026 and none as of November 30, 2025.

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

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2026		August 31, 2026
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,514,483	$491,473	$2,622,465	$1,221,042
Denominator:
Basic weighted average shares outstanding	23,625,000	7,666,667	15,750,000	7,333,334
Basic net income (loss) per ordinary share	$0.06	$0.06	$0.17	$0.17

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2026		August 31, 2026
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,514,483	$491,473	$2,585,135	$1,258,372
Denominator:
Diluted weighted average shares outstanding	23,625,000	7,666,667	15,750,000	7,666,667
Diluted net income (loss) per ordinary share	$0.06	$0.06	$0.16	$0.16

Referral Fee Income

Referral fee income is recognized when earned in accordance with the terms of the underlying agreement and is presented as part of Other Income in the statements of operations. Pursuant to the Company’s agreement with Efficiency Inc., the Company is entitled to receive a share of the referral fee earned by Efficiency Inc. in connection with fees received for managing the Company’s trust account. Such referral fee is shared with the Company, with payments to the Company made monthly.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on November 18, 2025, the date of its incorporation.

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

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on March 2, 2026, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share, and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant becomes exercisable at the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

Administrative Services Agreement

Commencing on February 26, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. For the three and nine months ended August 31, 2026, the Company incurred fees of $60,000 and $120,000, respectively, for these services.

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured, and was due at the earlier of (i) June 30, 2026, (ii) the date on which the Company consummates the Initial Public Offering of its securities, or (iii) the date which the Company determines not to proceed with the Initial Public Offering. As of August 31, 2026 and November 30, 2025, the Company had no outstanding borrowings under the Promissory Note. On March 4, 2026, subsequent to the Initial Public Offering, the Company fully repaid the outstanding borrowings under the Promissory Note. Borrowing against the note is no longer available.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Insiders or their affiliates may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If the Company completes an initial Business Combination, the Company would repay such loaned amounts unless the lender seeks to convert such amounts as described below. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of August 31, 2026 and November 30, 2025, no such Working Capital Loans were outstanding.

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

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (and the securities comprising such Units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) units (and the securities comprising such units that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register the resale of such securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement signed on February 26, 2026.

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

AUGUST 31, 2026

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

Note 7 — Shareholder’s Equity (Deficit)

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of August 31, 2026 and November 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of August 31, 2026 and November 30, 2025, there were 625,000 Class A ordinary shares issued or outstanding (excluding 23,000,000 shares subject to possible redemption as of August 31, 2026).

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of August 31, 2026 and November 30, 2025, the Company had issued 7,666,667 Class B ordinary shares to the Initial Shareholders for $25,000, or approximately $0.003 per share. The Founder Shares included an aggregate of up to 1,000,000 Founder Shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On February 27, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 1,000,000 Founder Shares are no longer subject to forfeiture.

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

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants — As of August 31, 2026, there were 7,875,000 Warrants outstanding including 7,666,667 Public Warrants and 208,333 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

ILLUMINATION ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

AUGUST 31, 2026

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

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	August 31, 2026	November 30, 2025
Cash equivalents	$819,260	$—
Marketable Securities held in Trust Account	$234,129,285	$—
Deferred offering costs	$—	$32,300

	For the Three Months Ended August 31, 2026	For the Nine Months Ended August 31, 2026
Formation, general and administrative costs	$160,010	$434,055
Referral fee income	$69,000	$138,000
Interest earned on marketable securities held in Trust Account	$2,091,821	$4,129,285

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

At August 31, 2026, assets held in the Trust Account were $234,129,285 in money market funds which are invested primarily in U.S. Treasury Securities. The following table presents information about the Company’s assets that are measured at fair value at August 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	August 31, 2026
Marketable Securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$234,129,285

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

AUGUST 31, 2026

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 18, 2025 (inception) through August 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and seeking to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2026, we had a net income of $2,005,956, which consisted of interest earned on marketable securities held in Trust Account of $2,091,821, referral fee income of $69,000, interest income on bank of $5,145, offset by formation, general and administrative costs of $160,010.

For the nine months ended August 31, 2026, we had a net income of $3,843,507, which consisted of interest earned on marketable securities held in Trust Account of $4,129,285, referral fee income of $138,000, interest income on bank of $10,277, offset by formation, general and administrative costs of $434,055.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor which were fully repaid subsequent to the closing of the Initial Public Offering. As of August 31, 2026, we had $819,260 in cash and cash equivalents and working capital surplus of $740,381.

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

For the nine months ended August 31, 2026, net cash used in operating activities was $276,197. Net income of $3,843,507 was affected by interest earned on marketable securities held in Trust Account of $4,129,285, payment of operating expenses through advances from related party of $12,445, payment of operating expenses through promissory note – related party of $31,754 and changes in operating assets and liabilities of $34,618.

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

As of August 31, 2026, we had cash of $819,260. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 2, 2028, the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 26, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for office space, utilities, and secretarial and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. For the three and nine months ended August 31, 2026, the Company incurred fees of $60,000 and $120,000, respectively, for these services.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of August 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of August 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of August 31, 2026, our disclosure controls and procedures were effective.

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

Item 5. Other Information

During the quarter ended August 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

ILLUMINATION ACQUISITION CORP I

Date: October 13, 2026	By:	/s/ John Lipman
	Name:	John Lipman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2026	By:	/s/ Steven Kaplan
	Name:	Steven Kaplan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)